Form 10KSB40
period 1999-12-31
WARPRADIO COM INC
filed 2000-03-29
CIK 1098692

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.

Commission File No. 000-28089.


                               WARPRADIO.COM, INC.
                               -------------------
                 (Name of small business issuer in its charter)


                  Nevada                                   87-0538158
                  ------                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 Number)


6535 South Dayton Street, Suite 3000
Greenwood Village, Colorado                                    80111
---------------------------                                    -----
(Address of principal executive offices)                     (Zip Code)



Issuer's telephone number: (303) 799-9118

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under to Section 12(g) of the Act:


                     Common Stock, $.001 Par Value Per Share
                     ---------------------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___   No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this report, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     As of March 24, 2000, 10,228,796 shares of the Registrant's Common Stock, $.001 par value per share were outstanding. As of March 24, 2000, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $10,977,888 based upon a closing price of $3.00 per share of Common Stock on the Nasdaq SmallCap Market.

     The Registrant's revenues for its most recent fiscal year were $1,098.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

     WarpRadio.com, Inc. (the "Company") was organized under the laws of the State of Nevada, on March 23, 1995, under the name HomeQuest, Inc. for the purpose of acquiring the assets and operations of New Horizon Education, Inc. ("NHE"). The Company marketed educational and nutritional products through a network marketing plan. In June 1995, the Company assumed the operations of NHE and in August 1995, the Company purchased NHE. In March 1998, the Company (i) sold its operations, inventory, related fixed assets and other intangible assets and (ii) issued 594,444 shares to an investor in exchange for cash and debt assumption of $377,400.

     Pursuant to an Agreement and Plan of Reorganization (the "Agreement and Reorganization") between the Company and Web Audio & Radio Portal, Inc., a Colorado corporation ("WARP"), which was completed on September 30, 1999, the Company (i) acquired all of the outstanding common stock of WARP from the stockholders of WARP in exchange for the issuance of 7,500,000 shares of the Company's common stock, including 6,369,500 shares which were issued to Denise
A. Sutton, the Company's Chief Executive Officer, (ii) reverse split its stock on the basis of one share for each 7.2 shares outstanding, (iii) purchased all of the stock of WARP and (iv) changed its name to "WarpRadio.com, Inc." All share information in this Registration Statement reflects the reverse stock split.

     The Company is a development stage company with negligible revenue from operations to date. The Company owns and operates an Internet site on the World Wide Web (the "Web") that broadcasts "streaming" radio station programming 24 hours a day, seven days a week. Streaming is a new technology that permits the simultaneous transmission and playback of digitized audio streams over the Internet. The Company currently offers live, uninterrupted radio programming from more than 158 radio stations across the United States free of charge and has orders to add an additional 59 radio stations to its service in the next three months. The Company's audience benefits from the ability to receive local radio programming online (without the use of a traditional radio) and outside the listener's geographic area, allowing users to select from dozens of stations and formats. While listening to the Company's radio programming, users can continue to perform other tasks on their computers.

     Radio stations that join the Company's Web site deliver continuous, live audio feeds to the Company's servers through the use of a computer, an Internet connection and a soundboard connection dedicated exclusively to delivery of the audio feeds over the Internet. The Company has developed a unique barter arrangement with the radio stations available on its Web site. In exchange for streaming the station's programming live over the Internet and providing each station with its own informational site on the Company's Web site, the Company receives two minutes of prime time advertising time per day. In addition, the Company has entered into licensing agreements with Broadcast Music, Inc. ("BMI") and the American Society of Composers, Authors and Publishers ("ASCAP"), whereby the Company has agreed to assume all Internet license and royalty fees traditionally paid by radio stations for each song they broadcast. With respect to the BMI agreement, the Company pays a license fee based upon a percentage of the Company's gross revenues with a minimum annual fee of $500. In the case of the ASCAP agreement, the Company pays an annual flat license fee of $20,000. The ASCAP agreement expired December 31, 1999, however, the Company is currently negotiating an extension of the agreement for an additional year on the same terms. There can be no assurance that the Company will be able to extend the agreement on the same or any other terms satisfactory to the Company. The Company believes that these are the only such arrangements of their kind and that they afford the Company a distinct advantage over its competitors who must pass along additional licensing and royalty fees to radio stations. The Company earns revenue by reselling the advertising time it receives from the radio stations on its Web site and by selling banner and other promotional advertisements on its Web site. There can be no assurance that the Company will be able to sell its bartered advertising time.

     The Company's future success depends in large part upon its ability to aggregate and deliver streaming audio broadcast from radio stations over the Internet. Accordingly, the Company relies on radio stations to provide its content. The Company's ability to maintain its existing relationships with radio stations and to build new relationships with radio stations is critical to the success of its business. Although many of the Company's agreements with radio stations are for initial terms of more than one year, the radio stations may choose not to renew such agreements or may terminate such agreements prior to the expiration of their terms if the Company fails to fulfill its contractual obligations. The Company's agreements with certain of its radio stations are nonexclusive, allowing many of the Company's competitors the ability to offer the same content now offered by the Company from such nonexclusive radio stations. Such direct competition could have a material adverse effect on the Company's ability to attract users and generate revenue. The Company's inability to secure licenses from radio stations or performance rights societies, such as BMI or ASCAP, or the termination of a significant number of radio station agreements would decrease the availability of content that the Company can offer users. This may result in decreased traffic on the Company's Web site and, as a result, decreased advertising revenue.

     License fees payable to radio stations, performance rights societies and other licensing agencies may increase in the future. There can be no assurance that the radio stations, performance rights societies and other licensing agencies will enter into agreements with the Company on terms acceptable to it. If the Company is required to pay increased licensing fees, such increased payments could inhibit the Company's ability to utilize its bartering arrangement and earn revenue by reselling advertising time.

Industry Background

     The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of multimedia personal computers ("PCS") and the emergence of compelling Web-based content and commerce applications. International Data Corporation ("IDC"), an independent Internet market research firm, expects the number of Internet users to grow 29% per year from approximately 142 million worldwide in 1998 to exceed 500 million by the end of 2003. In 1998, approximately 150 million devices were used to access the Internet. By the year 2002, IDC estimates that the number of Internet devices is expected to increase to more than 720 million, a compound annual growth rate of 37%. A number of factors are expected to fuel the growth of the Internet, including: (a) the increasing number of computers installed in homes and offices, (b) the decreasing cost of computers, (c) lower cost and more efficient Internet access, (d) improving network equipment, (e) expanding Internet content, and (f) increasing familiarity with and acceptance of the Internet as a resource for consumers and businesses.

     The Internet has quickly evolved from a relatively simple mechanism for the delivery of text-based Web pages and electronic mail to a multimedia platform, providing an interactive world of information, entertainment and commerce. The resulting convergence of every day computer applications with communication, entertainment and commerce platforms permits the Internet to deliver content in such areas as music, sports, games, hobbies and shopping opportunities. The development of streaming audio media allows the Internet to broadcast music, information, advertising and other content to hundreds of thousands of simultaneous listeners worldwide. Streaming audio combines the Internet's interactivity with traditional, more passive radio listening. According to a study performed in January 1999 by The Arbitron Company, 27% of Internet users have listened to Internet radio. The development of the Internet as a broadcast medium suggests a comparison to traditional radio.

     Broadcasting audio content over the Internet offers certain opportunities that are not generally available from traditional media. Currently available analog technology and government regulations limit the ability of radio stations to broadcast beyond certain geographic areas. Radios are not widely used in office buildings and other workplaces, where Internet access has become commonplace. Through the Internet, audio programming can be delivered to a large number of computer users who can listen to music from the broadcaster's Internet site while working on other applications. Moreover, Internet users can interact with the broadcast content by responding to advertising, voting in polls and obtaining additional information.

     In addition, atmospheric conditions and physical barriers can interfere with traditional radio transmissions. By contrast, Internet broadcasters transmit music and information using audio streaming technology, which has inherent advantages over traditional radio broadcasts, such as permitting the continuous transmission of music to a virtually unlimited geographic region. Because audio streams are transmitted in digitized form over telephone lines, they are unaffected by atmospheric or structural barriers. They may, however, be limited by Internet traffic and other factors unique to the Internet, such as a user's or broadcaster's computer hardware or software. At times when bandwidth which is the range of frequencies utilized by the Internet, is not available, Internet audio quality may not be as clear as traditional broadcast radio. However, as bandwidth increases, Internet audio quality is expected to improve and become comparable to, or even better than, the quality of traditional broadcast radio.

     Moreover, traditional broadcasters are limited in their ability to measure or identify in real time the listeners of a program because they typically rely upon reports from companies, such as The Arbitron Company, that use statistical sampling methods to determine the size and demographic profile of the station's audience. As a result, traditional radio broadcasts generally must appeal to a broad spectrum of listeners to capture the widest possible market for their advertising. These companies periodically capture information regarding listening habits from a cross section of the market and then estimate the popularity of competing radio stations in the market. Web site audience traffic measurements, by contrast, are not limited to statistical sampling and can provide a more reliable measurement of listener traffic. Web sites or servers communicate and respond to incoming requests from Internet users. These servers can record listener and audience information on server log files and provide current and exact measurements of the number of listeners and the length of time listeners spend on a Web site. Internet broadcasters can provide highly specific information about a program's audience to content providers and advertisers. By using the Internet, targeted streaming audio content can be broadcast to a geographically dispersed audience of customers, suppliers, employees and stockholders at relatively low costs.

     In short, the convergence of the Internet's capabilities and attributes has accelerated the demand for live audio programming, leading to rapidly growing economic opportunities in Web-based broadcasting.

Systems and Operations

     The Company relies on providers of streaming audio products, such as Microsoft and Real Networks, to provide a broad base of users with streaming audio software. The Company currently licenses software products that enable the broadcast of streaming audio from such companies and others. The Company may need to acquire additional licenses from such streaming audio companies to meet its future needs. Users are currently able to download electronically copies of the Microsoft's Media Player and Real Networks' RealPlayer software free of charge. If providers of streaming audio products substantially increase license fees charged to the Company for the use of their products, refuse to license such products to the Company or begin charging users for copies of their player software, such actions could have a material adverse effect on the Company's ability to utilize its bartering arrangement and earn revenue by selling advertising time.

     The performance, reliability and availability of the Company's Web site and network equipment are critical to its reputation and ability to attract and retain users, advertisers and content providers. All of the Company's network infrastructure is located at a single, leased facility in Greenwood Village, Colorado. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, tornadoes and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Network congestion caused interruptions in the Company's service less than one-half of one percent of broadcast time. Services based on sophisticated software and computer systems may encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web site to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web site or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

     A sudden and significant increase in traffic on the Company's Web site could strain the capacity of the software, hardware and telecommunications systems deployed or utilized by the Company, which could lead to slower response times or system failures. The Company's operations also are dependent upon receipt of timely feeds from its content providers, and any failure or delay in the transmission or receipt of such feeds, whether due to system failure of the Company, its content providers or otherwise, could disrupt the Company's operations. The Company is also dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to the Company's Web site. Users may experience difficulties accessing or using the Company's Web site due to system failures or delays unrelated to the Company's systems. These difficulties may negatively affect audio quality or result in intermittent interruption in programming. In addition, the Company relies on third party ISPs to provide hosting services with respect to some of the Company's content providers.

     Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in the Company's

Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement and utilize security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing the Company's Web site.

Competition

     Competition among Web sites that broadcast streaming audio content is intense and is expected to increase significantly in the future. The Company competes with ISPs, radio stations and networks that aggregate audio content as well as originate their own Internet broadcasts. The Company expects competition to intensify and the number of competitors to increase significantly in the future. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future. The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web site, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web site and the overall cost-effectiveness and value of the advertising offered by the Company. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described above, will not have a material adverse effect on the Company's ability to earn revenue. Most competitors have larger and more established sales organizations than the Company, greater name recognition and more established relationships with advertisers and advertising agencies than the Company. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's continued viability.

Strategy

     The Company believes that in order to achieve success as an Internet audio broadcaster it must cost-effectively aggregate diverse and compelling content, implement a network capable of streaming audio programming to large audiences 24 hours a day, seven days a week, enhance brand awareness and develop an attractive, heavily trafficked advertising medium. The Company believes that it is able to rapidly and cost-effectively identify and secure licensing opportunities by entering into barter relationships with radio stations. By providing broadcasters with royalty-free, continuous audio streaming to hundreds of thousands of Internet listeners in exchange for two minutes of prime time advertising per day, the Company is able to eliminate many of the barriers the Company believes prevent most radio stations from broadcasting on the Internet. Continuously streaming audio over the Internet is extremely capital- and time-intensive and thus an unattractive and infeasible option for most radio stations. Indeed, broadcasting audio on the Internet requires that radio stations design, develop, integrate and maintain complex network elements, including extensive bandwidth, streaming licenses, equipment and technical expertise. The Company's licensing program, however, allows broadcasters and their advertisers to reach a vast and diverse audience without expending any capital or labor whatsoever.

     The Company has developed and implemented an extensive streaming audio aggregation and distribution network designed to ensure the broadcast quality of the content received from broadcasters and distributed to users. The Company is capable of simultaneously receiving audio content from hundreds of broadcasters through Internet network connections to the Company's servers. The audio streams are constantly monitored for quality and encoded by converting from an audio signal into a digital stream prior to distribution. The Company employs multicasting technology which sends one signal to multiple users around the world to transmit streaming audio to the Internet where listeners access the broadcast through their own network connections. This network is designed to efficiently and securely broadcast live audio programming to a virtually unlimited audience.

     In order to augment the number of radio stations available on its Web site and expand its broadcast audience, the Company currently utilizes a majority of the advertising it receives under licensing agreements with radio stations to promote the Company's own brand name. The Company believes that this is initially a cost-effective means by which to enhance brand awareness, increase demand for the Company's service and attract advertisers. By demonstrating to broadcasters and advertisers the Company's broad-based distribution and the ability to deliver associated traffic, the Company believes that its Web site provides an attractive platform for broadcasters and advertisers seeking to target specific users with rich, compelling content and advertising solutions.

Marketing and Sales

     The Company markets its streaming audio services directly to radio stations throughout the United States through its executive officers and through telemarketing efforts. Radio ad spots obtained from radio stations in exchange for the Company's streaming audio services are primarily marketed for the Company by WinStar Global Media, Inc. ("WinStar").

     Selling radio advertising is highly competitive. The Company's traditional media advertising sales efforts are focused on selling ads to traditional national advertisers in order to avoid competing with advertising sales efforts of its local radio station content providers. Sales of ad spots to national advertisers are typically sold at a lower cost per thousand ("CPM") than local advertising. The Company competes for traditional audio advertising sales with national radio stations. National radio networks typically have larger and more established sales organizations as compared to those of the Company.

     The Company's success depends on the market acceptance of streaming audio technology provided by companies such as Microsoft Corporation ("Microsoft") and Real Networks. Prior to the advent of streaming technology, Internet users could not initiate the playback of audio clips until such content was downloaded in its entirety, resulting in significant waiting times. As a result, live broadcasts of audio content over the Internet or intranets were not possible. Early streaming audio technology suffered from poor audio quality. In addition, traffic over the Internet and loss of information may interrupt audio streams, resulting in unsatisfying user experiences. In order to receive streamed audio adequately, users generally must have multimedia PCS with certain microprocessor requirements and at least 28.8 kbps Internet access and streaming audio software. Users typically electronically download such software and install it on their PCS. Such installation may require technical expertise that some users do not possess. In addition, older versions of certain Web browsers may need to be reconfigured in order to receive streaming audio from the Company's Web site. Furthermore, in order for users to receive streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints, some information systems managers may block reception of streamed audio. Widespread adoption of streaming audio technology depends on overcoming these obstacles, improving audio quality and educating customers and users in the use of streaming audio technology.

     The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the development of the Internet as an advertising medium, (ii) pricing of advertising on other Web sites, (iii) the amount of traffic on the Company's Web site, (iv) the Company's ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers, (v) the development and expansion of the Company's advertising sales force and (vi) the establishment and maintenance of desirable advertising sales agency relationships. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Web-based advertising. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet.

Government Regulation and Laws

     Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose the Company to significant liabilities associated with content available on its Web site. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose the Company to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on the Company's ability to earn revenue.

     In November 1995, the Digital Performance Right in Sound Recordings Act of 1995 (the "Sound Recordings Act") was enacted. The Sound Recordings Act provides that the owners of sound recordings have certain exclusive performance rights in such recordings, and, if applicable to the Company, could require the Company to pay additional licensing fees for its broadcasts. The Company believes, however, that its broadcasts are exempt from such fees under the Sound Recordings Act. No assurance, however, can be given that the Company's belief is correct, particularly because the Sound Recordings Act has not yet been sufficiently interpreted. An interpretation of the Sound Recordings Act on this or other provisions of the Act that is adverse to the Company could impose significant additional licensing fees and other costs on the Company.

     The Company currently does not collect sales or other taxes with respect to the sale of services or products in states and countries where the Company believes it is not required to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that the Company should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could significantly increase the Company's costs and expenses of operating its business.

     The Communications Decency Act of 1996 (the "CDA") was enacted in 1996. Although those sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Although the Company does not currently distribute the types of materials that the CDA may have deemed illegal, the nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and legislation similar to the CDA could subject the Company to potential liability, which in turn could have an adverse effect on the Company's business, financial condition and results of operations. Such laws could also damage the growth of the Internet generally and decrease the demand for the Company's products and services, which could adversely affect the Company's ability to earn revenue.

     Although the Company is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company will be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940, and consequently, any violation of such Act will subject the Company to material adverse consequences.

Employees

     As of the date hereof, the Company has 19 full-time employees and one part-time employee. The Company's performance and development is substantially dependent on the continued services of certain members of senior management, including Denise A. Sutton, Chief Executive Officer, and James H. Comstock, President and Chief Operating Officer, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company does not have "key person" life insurance policies on any of its officers or other employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical personnel and management. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key management and technical employees or that it will be able to attract or retain additional qualified technical personnel and management in the future.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases 2,709 square feet of office space at 6535 South Dayton Street, Suite 3000, Greenwood Village, CO 80111. The Company currently pays $8,374 per month for the office space and beginning November 1, 2000 the Company will pay $8,507 per month on a lease which expires on October 31, 2002.

     The Company owns no property.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock currently trades on the over-the-counter pink sheets under the symbol WRPR. Prior to the effective date of the Agreement and Reorganization (September 30, 1999), the Company's Common Stock traded on the over-the-counter bulletin board market under the symbol HOMQ. Subsequent to September 30, 1999, the Common Stock traded on the bulletin board and then the pink sheets under the symbol WRPR. The Company expects to be re-listed on the bulletin board by April 30, 2000. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended                             Low bid           High bid
-------------                             -------           --------

3/31/97                                   $ 36.00            $ 86.40
6/30/97                                   $ 14.40            $ 72.00
9/30/97                                   $ 14.40            $ 39.60
12/31/97                                  $  4.50            $ 21.60
3/31/98                                   $  3.60            $  9.00
6/30/98                                   $  3.15            $ 14.40
9/30/98                                   $  4.50            $ 11.70
12/31/98                                  $   .90            $  4.50
3/31/99                                   $  1.35            $  1.80
6/30/99                                   $  1.80            $  2.70
9/30/99                                   $  1.80            $  2.70
12/31/99                                  $   .90            $  6.00

     The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share, and 7,000,000 shares of Preferred Stock, $.001 par value per share. As of December 31, 1999, a total of 10,228,796 shares of the Company's Common Stock were outstanding and there were approximately 194 holders of record of the Company's Common Stock. No Preferred Stock is currently outstanding.

Common Stock

     All shares of Common Stock have equal voting rights and are not assessable. Voting rights are not cumulative and, therefore, the holders of more than 50% of the Common Stock could, if they chose to do so, elect all of the directors of the Company. Upon liquidation, dissolution or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the Common Stock. The holders of the Common Stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

     The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine be resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including, without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any) and voting rights.

Transfer Agent

     The Company has appointed Interwest Transfer Company, 1981 E. Murray-Holladay Road, P.O. Box 17136, Salt Lake City, Utah 84117 as its transfer agent.

Dividends

     The Company has not paid any dividends since it is inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Limitation on Liability

     The Company's Articles of Incorporation and Bylaws provide for indemnification of the Company's officers, directors and controlling persons. The Articles of Incorporation provide that no director or officer shall be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty by such person as a director or officer. Notwithstanding the foregoing sentence, a director or officer shall be liable to the extent provided by Nevada law, (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) for the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes.

     The Company's Bylaws provide that any person made a party to or involved in any civil, criminal or administrative action, suit or proceeding by reason of the fact that such person or such person's testator or intestate is or was a director, officer, or employee of the Company, or of any corporation which such person, the testator, or intestate served as such at the request of the Company, shall be indemnified by the Company against expenses reasonably incurred by such person or imposed on such person in connection with or resulting from the defense of such action, suit, or proceeding and in connection with or resulting from any appeal thereon, except with respect to matters as to which it is adjudged in such action, suit or proceeding that such officer, director, or employee was liable to the Company, or to such other corporation, for negligence or misconduct in the performance of such person's duty. The term "expense" shall include all obligations incurred by such person for the payment of money, including, without limitation, attorney's fees, judgments, awards, fines, penalties and amounts paid in satisfaction of judgment or in settlement of any such action, suit, or proceeding, except amounts paid to the Company or such other corporation by such person.

     Section 78.751 of the Nevada Revised Statutes allows the Company to indemnify any person who was or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Introduction

     The following discussion of the Company's financial condition and results of operations for the period from March 16, 1999 (inception) to December 31, 1999 should be read in conjunction with the Company's financial statements, the notes related thereto and the other financial data included elsewhere in this Report.

Results of Operations

     The Company is a development stage company that commenced operations on March 16, 1999. The Company's operations to date have been limited to organizing the Company, raising operating capital, hiring employees and commencing streaming services. As of December 31, 1999, the Company had an accumulated deficit of $1,594,684 and a net worth of $706,604. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet broadcasting, business services and advertising. To achieve and sustain profitability, the Company believes it must, among other things, (i) provide compelling and unique content to Internet users,
(ii) effectively develop new and maintain existing relationships with advertisers and broadcasters, (iii) continue to develop and upgrade its technology and network infrastructure, (iv) respond to competitive developments,
(v) successfully introduce enhancements to its existing products and services to address new technologies and standards, (vi) effectively sell its inventory of radio ad spots and (vii) attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks, and failure to do so could have a material adverse effect on the Company's ability to achieve and sustain profitability. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

     The Company has revenue to date of $1,098 and has incurred approximately $1,582,301 of operating losses for the period ended December 31, 1999, comprised primarily of the following:

     o Stock compensation of $669,268 paid to employees as additional compensation and $70,474 paid to consultants for production and other services.

     o    Salaries of $341,134 paid to officers and employees.

     o Advertising expense of $45,449, marketing and promotion expense of $62,125, production expense of $38,310 and internet service fees of $69,596.

     Because of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. The market for the Company's services and the long-term acceptance of Web-based advertising are uncertain. The Company currently intends to increase substantially its operating expenses in order to, among other things, (i) expand its distribution network capacity, (ii) fund increased sales and marketing activities, (iii) acquire additional content, (iv) develop and upgrade technology and (v) purchase equipment for its operations. The Company's expense levels are based, in part, on its expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. To the extent the Company is unsuccessful in increasing its revenues, the Company may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce its operating expenses, causing it to forego potential revenue generating activities, either of which could cause a material adverse effect on the Company's continued viability. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the cost of acquiring and the availability of content, (ii) demand for Internet advertising, (iii) seasonal trends in Internet and advertising placements, (iv) the advertising cycles for, or the addition or loss of, individual advertisers, (v) the level of traffic on the Company's Web site, (vi) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (vii) price competition or pricing changes in Internet broadcasting services and in Internet advertising, (viii) the level of and seasonal trends in the use of the Internet,
(ix) technical difficulties or system downtime, (x) the cost to acquire sufficient bandwidth or to integrate efficient broadcast technologies, such as multicasting, to meet the Company's needs, (xi) the introduction of new products or services by the Company or its competitors and (xii) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online audio. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from two employees in March 1999, to seventeen employees by December 31, 1999, and the Company expects to increase its personnel significantly in the near future. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively utilize its operational, management, marketing and financial systems and train and manage its employees. Many of the Company's senior management have only recently joined the Company. These individuals have not previously worked together and are in the process of integrating as a management team. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations.

Liquidity and Capital Resources

     The Company anticipates that in the near term it will incur significant continuing losses due to ongoing substantial operating expenses offset by negligible revenue. The Company currently barters an average of two minutes of advertising inventory per day Monday through Sunday with each contracted radio station that uses the Company's streaming services. The Company presently expects future revenues to stem from sales of bartered advertising time. Although the Company entered into an agreement with WinStar Global Media, Inc. in October 1999 to represent the Company in reselling its advertising inventory, the Company only recognized revenue of $1,098 in 1999. Rather, the Company has used its earned advertising inventory to promote its Web site and intends to continue to do so until it has accumulated enough advertising inventory to be marketable to national advertisers.

     Currently, the Company has commitments under non-cancelable operating leases for office facilities requiring payments of $8,374 per month until November 2000 and then of $8,507 until October 2002.

     Since inception, the Company has received $550,000 to fund operations from the issuance of convertible promissory notes which were converted to common stock at $1.00 per share in October 1999. During the period from March 16, 1999 (inception) to December 31, 1999, the Company incurred interest expense of $15,359 on these convertible promissory notes.

     In December 1999, the Company sold 500,000 shares of Common Stock for $2.00 per share resulting in gross proceeds to the Company of $1,000,000.

     The Company expects to incur significantly higher costs, particularly marketing and advertising costs, products content and development costs, general and administrative costs and additional technology and equipment purchase costs in order to expand the Company's business. The Company expects to expend the largest portion of existing capital on increasing the Company's technical staff, adding key management level employees and purchasing additional technology and equipment. The Company believes that its current capitalization will be sufficient to meet the Company's working capital and capital expenditure needs for the next six months. Thereafter, the Company expects, but cannot assure, that revenue from operations will offset its ongoing operating expenses. However, in the event revenue is insufficient, or the Company requires additional funds to respond to competitive pressures or to acquire complementary products, features or technologies, the Company will seek additional funding through debt or equity offerings. The Company currently has no commitments for any such funding and cannot assure it will be able to obtain such funding if otherwise required to do so.

ITEM 7. FINANCIAL STATEMENTS
----------------------------


                       WARPRADIO.COM, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
 Independent Auditors' Report                                                F-2

 Consolidated Balance Sheet as of December 31, 1999                          F-3

 Consolidated Statement of Operations for the period from
  March 16, 1999 (date of inception) to December 31, 1999                    F-4

 Consolidated Statement of Changes in Stockholders' Equity
  for the period from March 16, 1999 (date of inception) to
  December 31, 1999                                                          F-5

 Consolidated Statement of Cash Flows for the period from
  March 16, 1999 (date of inception) to December 31, 1999                    F-6

 Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
WarpRadio.com, Inc.


We have audited the accompanying consolidated balance sheet of Web Audio & Radio Portal, Inc. and Subsidiary dba WarpRadio.com, Inc. (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from March 16, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Web Audio & Radio Portal, Inc. and Subsidiary dba WarpRadio.com, Inc. as of December 31, 1999 and the results of their operations and their cash flows for the period from March 16, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,594,684 during the period ended December 31, 1999. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ Angell & Deering
                                           --------------------
                                           Angell & Deering
                                           Certified Public Accountants


Denver, Colorado
January 26, 2000

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   662,110
                                                                    -----------

    Total Current Assets                                                662,110
                                                                    -----------

Property and Equipment, at cost:
   Office equipment                                                      78,680
   Furniture                                                              3,405
                                                                    -----------
                                                                         82,085
   Less accumulated depreciation                                         (6,084)
                                                                    -----------

     Net Property and Equipment                                          76,001
                                                                    -----------

Other Assets:
   Deposits                                                               5,671
                                                                    -----------

     Total Other Assets                                                   5,671
                                                                    -----------

     Total Assets                                                   $   743,782
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable - trade                                          $    21,769
  Accrued expenses:
   Payroll taxes                                                         15,409
                                                                    -----------

     Total Current Liabilities                                           37,178
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock:  $.001 par value, 7,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 50,000,000 shares
   authorized, 10,228,796 shares issued and outstanding                  10,229
  Additional paid in capital                                          2,291,059
  Deficit accumulated during the development stage                   (1,594,684)
                                                                    -----------

     Total Stockholders' Equity                                         706,604
                                                                    -----------

     Total Liabilities and Stockholders' Equity                     $   743,782
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM MARCH 16, 1999 (INCEPTION) TO DECEMBER 31, 1999


Revenue                                                             $     1,098
                                                                    -----------

Operating Expenses:
   Stock compensation                                                   739,742
   Depreciation                                                           6,084
   Selling, general and administrative                                  837,573
                                                                    -----------

     Total Operating Expenses                                         1,583,399
                                                                    -----------

     Loss From Operations                                            (1,582,301)
                                                                    -----------

Other Income (Expense):
  Interest and other income                                               2,976
  Interest expense                                                      (15,359)
                                                                    -----------

     Total Other Income (Expense)                                       (12,383)
                                                                    -----------

     Net Income (Loss)                                              $(1,594,684)
                                                                    ===========

Net Income (Loss) Per Basic and
  Diluted Share of Common Stock                                     $      (.19)

Weighted Average Number of Basic and
  Diluted Common Shares Outstanding                                   8,191,819








                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                WARPRADIO.COM, INC. AND SUBSIDIARY
                                   (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM MARCH 16, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                                        Deficit
                                                                                      Accumulated
                                                 Common Stock          Additional     During the
                                              -------------------        Paid in      Development
                                              Shares       Amount        Capital         Stage
                                              ------       ------        -------         -----
Balance at March 16, 1999 (inception)             --     $      --     $      --      $      --

Shares of common stock issued in March
 1999 for services valued at $.0004 per
 share                                       7,319,500         7,320        (4,118)          --

Shares of common stock issued in July
 1999 for services valued at $.004 per
 share                                         180,500           180           610           --

Issuance of common stock in
 recapitalization                            1,500,000         1,500        (1,500)          --

Shares issued in October 1999 for
 conversion of convertible notes payable
 and accrued interest into common stock
 valued at $1.00 per share                     565,296           565       564,731           --

Issuance of common stock in November
 1999 and December 1999 private
 placement at $2.00 per share (net of
 costs of $3,750)                              500,000           500       995,750           --

Shares of common stock issued in
 December 1999 for services valued
 at $4.50 per share                            163,500           164       735,586           --

Net loss for the period                           --            --            --       (1,594,684)
                                           -----------   -----------   -----------    -----------

Balance at December 31, 1999                10,228,796   $    10,229   $ 2,291,059    $(1,594,684)
                                           ===========   ===========   ===========    ===========






                              The accompanying notes are an integral
                         part of these consolidated financial statements.

                                                F-5

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM MARCH 16, 1999 (INCEPTION) TO DECEMBER 31, 1999


Cash Flows From Operating Activities:
  Net income (loss)                                                 $(1,594,684)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Depreciation                                                           6,084
   Common stock issued for services                                     739,742
   Changes in assets and liabilities:
    Accounts payable                                                     21,769
    Accrued expenses                                                     30,705
                                                                    -----------

       Net Cash (Used) By Operating Activities                         (796,384)
                                                                    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (82,085)
  Deposits                                                               (5,671)
                                                                    -----------

       Net Cash (Used) By Investing Activities                          (87,756)
                                                                    -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                               550,000
  Issuance of common stock                                            1,000,000
  Offering costs incurred                                                (3,750)
                                                                    -----------

       Net Cash Provided By Financing Activities                      1,546,250
                                                                    -----------

       Net Increase in Cash and Cash Equivalents                        662,110

       Cash and Cash Equivalents at Beginning of Period                    --
                                                                    -----------

       Cash and Cash Equivalents at End of Period                   $   662,110
                                                                    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $        63
   Income taxes                                                            --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Conversion of convertible notes payable and accrued
  interest into common stock                                        $   565,296




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------
        Description of Business
        -----------------------
          Web Audio & Radio Portal, Inc., dba WarpRadio.Com, Inc., (the "Company") was organized on March 16, 1999 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". Planned principal operations of the Company have not yet commenced and activities to date have been primarily organizational in nature.

          On September 28, 1999, the Company executed an Agreement and Plan of Reorganization (the "Agreement") to merge with HomeQuest, Inc. ("HomeQuest"), a shell company. Under the terms of the Agreement, HomeQuest issued 7,500,000 shares of its common stock for all of the issued and outstanding shares of the Company's common stock. HomeQuest had 1,500,000 shares of common stock outstanding at the date of the merger. The merger was effective September 30, 1999. Since the Company's stockholders owned approximately 83% of the outstanding shares of common stock after the merger, the Company is treated as the acquiror for accounting purposes, whereas HomeQuest is the acquiror for legal purposes. In September 1999, HomeQuest changed its name to WarpRadio.com, Inc. ("Warp"). The merger has been treated as a recapitalization of the Company similar to a reverse acquisition. All share amounts and earnings per share amounts have been retroactively restated for the recapitalization. The historical financial statements prior to September 30, 1999 are those of the Company.

          The Company offers radio stations streaming of their programs on the Internet to a worldwide audience. With the capability to bring live local radio programming from the backyard to the world instantly, the Company brings the world's radio programming to everyone. The service is offered through a barter agreement to exchange the streaming services for advertising time. Through the Company's search portal which lists all United States stations, and the latest streaming technology, web surfers can reach, find and listen to the stations of their choice.

          Additionally, the Company intends to look at a number of other areas of exposure and marketing to enhance its image through special promotions and joint ventures. The Company is also pursuing e-commerce products for the consumer and strategic alliances with business-to-business relationships.

          The Company has adopted a calendar year end.

        Basis of Presentation
        ---------------------
          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable.

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
        Basis of Presentation (Continued)
        ---------------------------------
          The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

          1.   Obtain additional debt financing.
          2. Obtain additional equity capital through a private placement or public offering of the Company's common stock.
          3. Achieve the Company's operating plan to provide audio streaming services to radio stations and others and achieve a level of sales that will result in positive cash flow to the Company.

        Principles of Consolidation
        ---------------------------
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

        Stock Split
        -----------
          On September 21, 1999, the Company's shareholders adopted a resolution approving a 2.2857 for one stock split of the issued and outstanding common shares, effective September 21, 1999. All share information and per share data have been retroactively restated to reflect the stock split.

        Property and Equipment
        ----------------------
          Depreciation of the primary asset classifications was calculated based on the following estimated useful lives using the straight-line method.

           Classification                                   Useful Life in Years
           --------------                                   --------------------
          Office equipment                                           5
          Furniture                                                  7

          Depreciation of property and equipment charged to operations was $6,084 for the period ended December 31, 1999.

        Cash and Cash Equivalents
        -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition
        -------------------
          The Company's streaming service is offered through a barter agreement to exchange the streaming services for advertising time. Advertising time that is received under the barter transaction is subsequently sold through a third party Distributor for cash (Note 8). Revenue is recognized when the sale of the advertising time is completed by the Distributor in the amount of the cash to be received.

        Advertising
        -----------
          The Company advertises primarily through radio and print media. The Company's policy is to expense advertising costs, including production costs, as incurred.

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
        Advertising (Continued)
        -----------------------
          Advertising expense charged to operations was $45,449 for the period ended December 31, 1999.

        Stock-Based Compensation
        ------------------------
          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

        Long-Lived Assets
        -----------------
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the assets. No impairment losses have been identified by the Company.

        Income Taxes
        ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

        Net Income (Loss) Per Share of Common Stock
        -------------------------------------------
          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

        Estimates
        ---------
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Commitments and Contingencies
     -----------------------------
        Leases
        ------
          The Company leases its office facilities under a noncancellable operating lease. The following is a schedule of future minimum lease payments at December 31, 1999 under the Company's operating lease which has a remaining noncancellable lease term in excess of one year:

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Commitments and Contingencies (Continued)
     -----------------------------------------
        Leases (Continued)
        ------------------
          Year Ending
          December 31,
          ------------
             2000                                               $ 98,051
             2001                                                102,084
             2002                                                 85,070
                                                                --------

          Total Minimum Lease Payments                          $285,205
                                                                ========

          Rent expense charged to operations was $32,720 for the period ended December 31, 1999.

3.   Income Taxes
     ------------
          The components of the provision for income taxes for the period ended December 31, 1999 are as follows:

          Current:
           Federal                                                 $--
           State                                                    --
                                                                  -----
             Total                                                  --
                                                                  -----

          Deferred:
           Federal                                                  --
           State                                                    --
                                                                  -----
             Total                                                  --
                                                                  -----

          Total Provision For Income Taxes                         $--
                                                                  =====

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

          Federal statutory rate                                     34%
          State income taxes, net of federal benefits                 3
          Valuation allowance                                       (37)
                                                                   -----

          Total                                                      --%
                                                                   =====

          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

          Income taxes at the federal statutory rate           $(542,193)
          State income taxes, net of federal benefits            (49,993)
          Valuation allowance                                    592,186
                                                               ---------

          Total                                                $    --
                                                               =========

          Significant components of deferred income taxes as of December 31, 1999 are as follows:

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Income Taxes (Continued)
     ------------------------
          Net operating loss carry forward                  $ 595,000
                                                            ---------

          Total Deferred Tax Asset                            595,000
                                                            ---------

          Accelerated depreciation                             (3,000)
                                                            ---------
          Total Deferred Tax Liability                         (3,000)

          Less valuation allowance                           (592,000)
                                                            ---------

          Net Deferred Tax Asset                            $    --
                                                            =========

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $592,000 as of December 31, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $592,000 for the period ended December 31, 1999. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          As of December 31, 1999 the Company had net operating loss carryforwards of approximately $1,600,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in 2019.

4.   Preferred Stock
     ---------------
          The authorized preferred stock of the company consists of 7,000,000 shares, $.001 value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statues require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

5.   Private Placement
     -----------------
          In December 1999, the Company completed a private placement of its common stock. A total of 500,000 shares of common stock were sold at a purchase price of $2.00 per share resulting in gross proceeds to the Company of $1,000,000.

6.   Stock Compensation
     ------------------
          During 1999, the Company issued shares of common stock with a fair market value of $669,268 to employees as additional compensation. In addition, shares of common stock with a fair market value of $70,474 were issued to consultants for services. The total fair market value of $739,742 was charged to operations.

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   License Agreements
     ------------------
          In June 1999, the Company entered into a web site music performance agreement with Broadcast Music, Inc. ("BMI") for a non-exclusive license to perform publicly within the United States as part for the Company's web site to transmit over the Internet all musical works, the rights to public performance licenses of which BMI controls. The Agreement is for a one year period and expires June 30, 2000.

          The license fee is based one of two formulas, at the Company's option, with a minimum annual fee of $500, as follows:

          1. 1.75% of the Company's gross revenues generated by the Company's web site during the term of the Agreement.
          2. The greater of 2.5% of Music Area Revenues, as defined in the Agreement, or .25% of the Company's gross revenues generated by the Company's web site during the term of the Agreement.

          In July 1999, the Company entered into a license agreement with the American Society of Composers, Authors and Publishers ("ASCAP") for a license to publicly perform, by means of web site transmissions, non dramatic renditions of the separate musical compositions in ASCAP's repertory. The Agreement is effective June 1, 1999 and expires on December 31, 1999. ASCAP has agreed to an interim license fee of $20,000 for the period and the interim license fee is subject to retroactive adjustment as agreed by ASCAP and the Company or as determined by the Court. If the parties do not reach an agreement on final fees by December 31, 1999, the parties will either agree upon interim license fees for the period beginning January 1, 2000, or such interim license fees as may be fixed by the Court.

          The Company originally entered into an agreement with ASCAP in June 1999 which provided for a license fee calculated on a rate schedule based on the Company's clients' web sites available to web site users accessing the Company's web site. The agreement was revised as an interim license based on terms of ASCAP's consent decree with the United States.

8.   Distribution Agreement
     ----------------------
          On November 1, 1999 the Company entered into an exclusive Distribution Agreement with WinStar Global Media, Inc. ("WinStar"). Under the terms of the Distribution Agreement, WinStar has been engaged, on an exclusive basis, to distribute radio advertising time that the Company receives from radio stations in exchange for the Company's streaming services. WinStar bills and collects for the advertising time sold. Amounts collected by WinStar are paid to the Company net of a 20% commission. The Distribution Agreement expires on March 31, 2001 and shall renew for successive one year terms unless terminated by either party upon not less than ninety days written notice.

9.   Concentration of Credit Risk and Major Customers
     ------------------------------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's

                        WARPRADIO.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Concentration of Credit Risk and Major Customers (Continued)
     ------------------------------------------------------------
          cash in its banks exceed the federally insured limits. The Company's revenue is generated from sales of advertising time received in exchange for streaming services provided to radio stations. The advertising time is sold through an exclusive Distribution Agreement with WinStar, which subjects the Company to significant financial exposure.

10.  Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1999:

                                                      Carrying       Estimated
                                                       Amount        Fair Value
                                                       ------        ----------

          Financial Assets:
            Cash and cash equivalents                 $662,110        $662,110

          The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Information concerning each of the Company's executive officers and directors is set forth below:


                                                                Officer/Director
      Name          Age                Position                       Since
      ----          ---                --------                       -----

Denise A. Sutton    42    Chief Executive Officer, Secretary
                          and Director                                1999

James H. Comstock   47    President and Chief Operating Officer       2000


Jo Saari Hadley     45    Vice President                              1999



     The Company's directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person's activities are material to the operation of the Company.

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

Denise A. Sutton - Chief Executive Officer, Secretary and Director. Ms. Sutton has served as the Company's Chief Executive Officer, Secretary and the sole member of its Board of Directors since March 1999. From October 1995 to February 1999, Ms. Sutton managed Webster Audio Products, Inc., a radio production company in Greenwood Village, Colorado. Ms. Sutton served as an internal auditor for Joslins from September 1994 to August 1996 and was a Schwab 500 Representative with Charles Schwab from January 1992 to July 1994.

James H. Comstock - President and Chief Operating Officer. Mr. Comstock has served as the Company's President and Chief Operating Officer since January 3, 2000. From August 1998 to November 1999, Mr. Comstock served as Vice President and General Manager Technology & Operations for RMI.Net, a Colorado-based nationwide commerce solutions provider. Mr. Comstock was Chief Executive Officer and a consultant for TTTeam, Inc., a Denver, Colorado, consulting company concentrating on technology start-ups and turn-around situations, from November 1997 to July 1998. From June 1995 to November 1997, Mr. Comstock served as Chief Technology Officer for Williams Communications Group/ITC Media Conferencing, a national multimedia teleconferencing company. Mr. Comstock holds a B.S. in Computer Science, a B.A. in Math and a B.A. in German from Ohio University.

Jo Saari Hadley - Vice President. Ms. Hadley has served as the Company's Vice President since March 1999. From May 1997 to March 1999, Ms. Hadley was an independent contractor with Webster Audio Products, Inc. Ms. Hadley founded and operated The Well Wisher, a gift basket and balloon business in Denver, Colorado from August 1994 to April 1997 and was a Veterinary Technician for Centaurion Animal Hospital from January 1991 to July 1994.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers received compensation in excess of $100,000 for the years ended December 31, 1998 or 1999. The following table indicates all compensation received the by Company's Chief Executive Officer in 1998 and 1999.

                           Summary Compensation Table
                           --------------------------

                                                 Annual Compensation (1)
                                                 -----------------------
        (a)               (b)       (c)        (d)        (e)         (f)
Name and                                                 Stock    Other Annual
Principal Position        Year   Salary($)   Bonus($)   Options  Compensation($)
------------------        ----   ---------   --------   -------  ---------------

Howard Ruff,
President                 1998         0          0         0           0

Denise A. Sutton,
Chief Executive Officer   1999    39,000      5,000         0           0

-----------

     The Company's directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of the date of this Report, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and

(iii) all directors and officers of the Company as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock and their addresses are in care of the Company. Shareholdings include shares issuable under stock options exercisable within 60 days from the date of this Report.

                                  Number of Shares       Percentage
       Name                      Beneficially Owned       of Class
       ----                      ------------------       --------


Denise A. Sutton                      6,369,500             62.3%


All directors and officers
as a group (3 persons)                6,569,500             64.2%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In January 1998, the Company issued 3,761 shares of Common Stock to Steven White, a former officer of the Company, in consideration of services rendered to the Company valued at $5,076 ($1.35 per share).

     In March 1998, the Company entered into an agreement with Phoenix Ink, LLC, a company owned by Howard Ruff, a former officer and shareholder of the Company. Pursuant to the agreement, the Company issued 4,600,000 shares of Common Stock to Phoenix in consideration for Phoenix purchasing the assets and assuming the liabilities of the Company and providing the Company with $50,000 in cash.

     In March 1998, the Company sold 22,227 shares of Common Stock to Phoenix for $40,000 ($.25 per share).

     In March, 1998, the Company transferred inventory, certain fixed assets, trademarks and other intangible assets with a book value of $143,395 to William Turnbull, a former consultant of the Company, in payment of $27,340 in accrued wages payable resulting in a loss of $116,055.

     In April 1998, the Company issued 594,444 shares of Common Stock to Phoenix to retire $377,000 of Company debt held by Phoenix.

     In August 1999,the Company sold 4,166,667 shares of Common Stock to Ken Edwards, a former officer of the Company, for $30,000 ($.001 per share). In connection with the Company's September 30, 1999 Agreement and Plan of Reorganization with WARP, Mr. Edwards gratuitously reconveyed 3,666,667 shares to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a. Exhibits:

Exhibit No.                Title
-----------                -----

3.1       Articles of Incorporation, as amended, of the Registrant (1)

3.2       By-laws of the Registrant (1)

10.1 Agreement and Plan of Reorganization between HomeQuest, Inc. and Web Audio & Radio Portal, Inc. (1)

10.2      Internet Licensing Agreement with Broadcast Music, Inc. (1)

10.3 Internet Licensing Agreement with American Society of Composers, Authors and Publishers (1)

10.4      Form of Licensing Agreement with Radio Stations (1)

10.5      Office lease of the Registrant, as amended (1)

27.1      Financial Data Schedule of the Registrant

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, File Number 0-28089, declared effective on January 19, 2000.

b. Reports on Form 8-K:

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Greenwood Village, Colorado, on March 28, 2000.



                                       WARPRADIO.COM, INC.


                                       By: /s/ Denise A. Sutton
                                       ------------------------
                                       Denise A. Sutton, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ Denise A. Sutton        Chief Executive Officer, Secretary
---------------------       and Director                          March 28, 2000
Denise A. Sutton


/s/ James H. Comstock       President and Chief Operating
---------------------       Officer                               March 28, 2000
James H. Comstock


/s/ Jo Saari Hadley         Vice President                        March 28, 2000
---------------------
Jo Saari Hadley