Form 10QSB
period 2000-03-31
WARPRADIO COM INC
filed 2000-05-15
CIK 1098692

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000.

                        Commission file number: 000-28089


                               WARPRADIO.COM, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         Nevada                                                 87-0538158
         ------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      6535 South Dayton Street, Suite 3000
                        Greenwood Village, Colorado 80111
                    (Address of principal executive offices)
                    ----------------------------------------
                                   (Zip Code)

                                 (303) 799-9118
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 10,228,796 shares as of March 31, 2000.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   157,575
  Accounts Receivable - trade                                             1,292
  Accrued interest receivable                                               314
  Note receivable - stockholder                                          20,500
                                                                    -----------

    Total Current Assets                                                179,681
                                                                    -----------

Property and Equipment, at cost:
   Office equipment                                                     211,116
   Furniture                                                             15,383
                                                                    -----------
                                                                        226,499
   Less accumulated depreciation                                        (13,084)
                                                                    -----------

     Net Property and Equipment                                         213,415
                                                                    -----------

Other Assets:
   Deposits                                                               8,417
                                                                    -----------

     Total Other Assets                                                   8,417
                                                                    -----------

     Total Assets                                                   $   401,513
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable - trade                                          $    12,312
  Accrued expenses:
   Payroll taxes                                                         32,748
                                                                    -----------

     Total Current Liabilities                                           45,060
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock:  $.001 par value, 7,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 50,000,000 shares
   authorized, 10,228,796 shares issued and outstanding                  10,229
  Additional paid in capital                                          2,291,059
  Deficit accumulated during the development stage                   (1,944,835)
                                                                    -----------

     Total Stockholders' Equity                                         356,453
                                                                    -----------

     Total Liabilities and Stockholders' Equity                     $   401,513
                                                                    ===========


                             See notes to unaudited
                  condensed consolidated financial statements.


                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
   FOR THE PERIODS FROM MARCH 16, 1999 (INCEPTION) TO MARCH 31, 1999 AND 2000


                                      Three Months Ended         Inception to
                                           March 31,               March 31,
                                         ------------    ----------------------------
                                             2000            1999            2000
                                             ----            ----            ----
Revenue                                  $      1,292    $       --      $      2,390
                                         ------------    ------------    ------------

Operating Expenses:
   Stock compensation                            --             3,202         739,742
   Depreciation                                 7,000            --            13,084
   Selling, general and administrative        350,215            --         1,187,788
                                         ------------    ------------    ------------

     Total Operating Expenses                 357,215           3,202       1,940,614
                                         ------------    ------------    ------------

     Loss From Operations                    (355,923)         (3,202)     (1,938,224)
                                         ------------    ------------    ------------

Other Income (Expense):
  Interest and other income                     5,772            --             8,748
  Interest expense                               --              --           (15,359)
                                         ------------    ------------    ------------

     Total Other Income (Expense)               5,772            --            (6,611)
                                         ------------    ------------    ------------

     Net Income (Loss)                   $   (350,151)   $     (3,202)   $ (1,944,835)
                                         ============    ============    ============

Net Income (Loss) Per Basic and
  Diluted Share of Common Stock          $       (.03)   $       --      $       (.22)

Weighted Average Number of Basic and
  Diluted Common Shares Outstanding        10,228,796       7,319,500       8,677,068




                             See notes to unaudited
                  condensed consolidated financial statements.

                                       -2-

                                  WARPRADIO.COM, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
              FOR THE PERIODS FROM MARCH 16, 1999 (INCEPTION) TO MARCH 31, 1999 AND 2000


                                                           Three Months Ended       Inception to
                                                                March 31,             March 31,
                                                              -----------    --------------------------
                                                                  2000           1999           2000
                                                                  ----           ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                           $  (350,151)   $    (3,202)   $(1,944,835)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Depreciation                                                     7,000           --           13,084
   Common stock issued for services                                  --            3,202        739,742
   Changes in assets and liabilities:
    Accounts receivable                                            (1,292)          --           (1,292)
    Accrued interest receivable                                      (314)          --             (314)
    Accounts payable                                               (9,457)          --           12,312
    Accrued expenses                                               17,339           --           48,044
                                                              -----------    -----------    -----------

       Net Cash (Used) By Operating Activities                   (336,875)          --       (1,133,259)
                                                              -----------    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                           (144,414)          --         (226,499)
  Deposits                                                         (2,746)          --           (8,417)
  Loan to stockholder                                             (20,500)          --          (20,500)
                                                              -----------    -----------    -----------

       Net Cash (Used) By Investing Activities                   (167,660)          --         (255,416)
                                                              -----------    -----------    -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                            --             --          550,000
  Issuance of common stock                                           --             --        1,000,000
  Offering costs incurred                                            --             --           (3,750)
                                                              -----------    -----------    -----------

       Net Cash Provided By Financing Activities                     --             --        1,546,250
                                                              -----------    -----------    -----------

       Net Increase (Decrease) in Cash and Cash Equivalents      (504,535)          --          157,575

       Cash and Cash Equivalents at Beginning of Period           662,110           --             --
                                                              -----------    -----------    -----------

       Cash and Cash Equivalents at End of Period             $   157,575    $      --      $   157,575
                                                              ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                   $      --      $      --      $        63
   Income taxes                                                      --             --             --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Conversion of convertible notes payable and accrued
   interest into common stock                                 $      --      $      --      $   565,296


                                        See notes to unaudited
                             condensed consolidated financial statements.

                                                  -3-

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Introduction

     The following section contains forward-looking statements that involve risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. This discussion of the Company's financial condition and results of operations for the period from January 1, 2000 to March 31, 2000 should be read in conjunction with the Company's financial statements, and the notes related thereto included elsewhere in this Report.

Results of Operations

     The Company is a development stage company that commenced operations on March 16, 1999. The Company's operations to date have been limited to organizing the Company, raising operating capital, hiring employees and commencing streaming services. As of March 31, 2000, the Company had an accumulated deficit of $1,944,835 and a net worth of $356,453. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. Moreover, there are no meaningful comparisons between the three months ended March 31, 2000 and the period from March 16, 1999 (date of inception) to March 31, 1999. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

     The Company earned revenue of $1,292 and incurred an operating loss of $355,923 for the three months ended March 31, 2000, comprised primarily of the following:

       Salaries of $195,290 paid to officers and employees.

       Payroll taxes of $18,901.

       Rent expense of $19,806.


     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from two employees in March 1999, to fifteen employees in March 2000, and the Company expects to increase its personnel significantly in the near future. The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources and systems.

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

     During the three months ended March 31, 2000 the Company purchased $144,414 of computer equipment and software.

     The Company expects to incur significantly higher costs, particularly marketing and advertising costs, product content and development costs, general and administrative costs and additional technology and equipment purchase costs in order to expand the Company's business. The Company expects to expend the largest portion of existing capital on increasing the Company's technical staff, adding key management level employees and purchasing additional technology and equipment. In the event revenue is insufficient to meet our operating expenses, the Company will seek additional funding through debt or equity offerings. The Company currently has no commitments for any such funding and cannot assure it will be able to obtain such funding if otherwise required to do so.


PART II. OTHER INFORMATION.

ITEM 1. Legal proceedings.

None.

ITEM 2. Changes in securities.

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Submission of matters to a vote of security holders.

None.

ITEM 5. Other information.

None.

ITEM 6. Exhibits and reports on Form 8-K.

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2000                      WarpRadio.com, Inc.
                                        -------------------
                                            (Registrant)


                                        /s/ Denise Sutton
                                        -----------------
                                        Denise Sutton
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer),
                                        and Director