Form 10QSB
period 2000-06-30
WARPRADIO COM INC
filed 2000-08-14
CIK 1098692

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000.

                        Commission file number: 000-28089


                               WARPRADIO.COM, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


            Nevada                                           87-0538158
  ------------------------------                         ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                      6535 South Dayton Street, Suite 3000
                        Greenwood Village, Colorado 80111
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 Yes    X      No
                                     -------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 10,228,796 shares as of June 30, 2000.

PART I.  FINANCIAL INFORMATION.
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                         $      --
  Accounts Receivable - trade                                           111,073
  Accrued interest receivable                                               723
  Note receivable - stockholder                                          20,500
                                                                    -----------

    Total Current Assets                                                132,296
                                                                    -----------

Property and Equipment, at cost:
   Office equipment                                                     214,176
   Furniture                                                             16,547
                                                                    -----------
                                                                        230,723
   Less accumulated depreciation                                        (20,084)
                                                                    -----------

     Net Property and Equipment                                         210,639
                                                                    -----------
Other Assets:
   Deposits                                                               8,417
                                                                    -----------

     Total Other Assets                                                   8,417
                                                                    -----------

     Total Assets                                                   $   351,352
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Bank overdraft                                                    $     5,632
  Accounts payable:
   Trade                                                                 41,918
   Stockholder                                                            7,000
  Accrued expenses:
   Payroll taxes                                                         58,430
                                                                    -----------

     Total Current Liabilities                                          112,980
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock:  $.001 par value, 7,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 50,000,000 shares
   authorized, 10,228,796 shares issued and outstanding                  10,229
  Additional paid in capital                                          3,120,700
  Accumulated deficit                                                (2,892,557)
                                                                    -----------

     Total Stockholders' Equity                                         238,372
                                                                    -----------

     Total Liabilities and Stockholders' Equity                     $   351,352
                                                                    ===========

                        See notes to unaudited condensed
                       consolidated financial statements.




                                         WARPRADIO.COM, INC. AND SUBSIDIARY
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months
                                                              Ended                      Six Months
                                                            June 30,                       Ended            Inception To
                                                         --------------                   June 30,            June 30,
                                                    2000                1999                2000                1999
                                                    ----                ----                ----                ----

Revenue                                         $    174,653        $       --          $    175,945        $       --
                                                ------------        ------------        ------------        ------------

Operating Expenses:
  Stock compensation                                 829,641                --               829,641               3,202
  Depreciation                                         7,000               1,420              14,000               1,420
  Selling, general and administrative                285,978             149,698             636,193             149,698
                                                ------------        ------------        ------------        ------------

       Total Operating Expenses                    1,122,619             151,118           1,479,834             154,320
                                                ------------        ------------        ------------        ------------

       Loss From Operations                         (947,966)           (151,118)         (1,303,889)           (154,320)
                                                ------------        ------------        ------------        ------------

Other Income (Expense):
  Interest income                                        974                --                 6,746                --
  Interest expense                                      (730)               --                  (730)               --
                                                ------------        ------------        ------------        ------------

       Total Other Income (Expense)                      244                --                 6,016                --
                                                ------------        ------------        ------------        ------------

       Net Income (Loss)                        $   (947,722)       $   (151,118)       $ (1,297,873)       $   (154,320)
                                                ============        ============        ============        ============

Net Income (Loss) Per Basic and
 Diluted Share of Common Stock                  $       (.09)       $       (.02)       $       (.13)       $       (.02)

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding                10,228,796           7,319,500          10,228,396           7,319,500










                                               See notes to unaudited  condensed
                                               consolidated financial statements.






                                         WARPRADIO.COM, INC. AND SUBSIDIARY
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended         Inception to
                                                                           June 30,               June 30,
                                                                             2000                   1999
                                                                             ----                   ----

Cash Flows From Operating Activities:
  Net income (loss)                                                      $(1,297,873)            $  (154,320)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Depreciation                                                               14,000                   1,420
   Common stock issued for services                                             --                     3,202
   Compensation from issuance of stock options                               829,641                    --
   Changes in assets and liabilities:
    Accounts receivable                                                     (111,073)                   --
    Accrued interest receivable                                                 (723)                   --
    Accounts payable                                                          20,149                  25,590
    Accrued expenses                                                          43,021                   5,931
                                                                         -----------             -----------

       Net Cash (Used) By Operating Activities                              (502,858)               (118,177)
                                                                         -----------             -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                      (148,638)                (35,852)
  Deposits                                                                    (2,746)                   --
  Loan to stockholder                                                        (20,500)                   --
                                                                         -----------             -----------

       Net Cash (Used) By Investing Activities                              (171,884)                (35,852)
                                                                         -----------             -----------

Cash Flows From Financing Activities:
  Bank overdraft                                                               5,632                    --
  Proceeds from borrowing                                                      7,000                 208,000
                                                                         -----------             -----------

       Net Cash Provided By Financing Activities                              12,632                 208,000
                                                                         -----------             -----------

       Net Increase (Decrease) in Cash and Cash Equivalents                 (662,110)                 53,971

       Cash and Cash Equivalents at Beginning of Period                      662,110                    --
                                                                         -----------             -----------

       Cash and Cash Equivalents at End of Period                        $      --               $    53,971
                                                                         ===========             ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $      --               $      --
   Income taxes                                                                 --                      --





                                               See notes to unaudited  condensed
                                               consolidated financial statements.



                       WARPRADIO.COM, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Development Stage

The Company emerged from the development stage in May 2000.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Stock options to purchase 575,000 shares of common stock at June 30, 2000 were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Introduction

     The following section contains forward-looking statements that involve risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     This discussion of the Company's financial condition and results of operations for the three and six months ending June 30, 2000, should be read in conjunction with the Company's financial statements herein.


Results of Operations

     Three months ended June 30, 2000 versus three months ended June 30, 1999

     Revenues were $174,653 for 2000. No revenues were generated in 1999. Revenues consist of radio advertising sales. The increase in revenue is attributed to the increase in radio stations contracted by the Company, and its ability to resell the inventory to national advertisers.

     Operating expenses increased to $1,122,619 for 2000, compared to $151,118 for 1999. The increase of $971,501 was due to stock compensation expense of $829,641 for the issuance of employee stock options in April 2000 and an increase of $136,280 in selling, general and administrative expenses ("S,G&A"). The increase in S,G&A is due to the expansion of our sales representative and technical support staff.

     Net loss for 2000 was $947,722 compared to $151,118 for 1999. The increase of $796,604 was due to the increase in operating expenses.

     Six months ended June 30, 2000 versus six months ended June 30, 1999

     Revenues were $175,945 for 2000. No revenues were generated in 1999. Revenues consist of radio advertising sales. The increase in revenue is attributed to the increase in radio stations contracted by the Company and its ability to resell the inventory to national advertisers.

     Operating expenses increased to $1,479,834 in 2000, compared to $154,320 for 1999. The increase of $1,325,514 was due to stock compensation expense of $829,641 for the issuance of employee stock options in April 2000 and an increase of $486,495 in selling, general and administrative expenses. The increase in S,G&A is due to the expansion of our sales representative and technical support staff.

     Net loss for 2000 was $1,297,873 compared to $154,320 for 1999. The increase of $1,143,553 was due to the increase in operating expenses.


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

     Accounts receivable grew to $111,073 as of June 30, 2000. The increase in revenue consisted of agency-placed advertising revenue accounts. The increase in accounts receivable was due to the increase in advertising sales for the period. Advertising revenues placed by an agency typically are collected in a 90 days period. We expect advertising revenue accounts generally to be collected with in 60 to 90 days in the future.

     The Company purchased equipment during the six months ended June 30, 2000 for the amount of $148,638. The Company realized a need for increasing its hardware infrastructure to facilitate additional demands on the servers used to stream audio feeds. The Company believes to be competitive it needs from time to time to purchase state of the art equipment to enhance the services provided to radio stations.

     Currently, the Company has commitments under non-cancelable operating lease for office facilities requiring payments of $8,374 per month until November 2000, and then of $8,507 until October 2002.

     To fund future operations we are currently in the process of raising funds through a private financing and have received $126,000 in July and August and anticipate up to $1 million for this round. The Company is negotiating to raise additional capital for expansion and working capital either through debt or equity securities to strategic partners. There can be no assurance that additional financing, will be available on terms attractive to us. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

The Company held its annual shareholders meeting June 13, 2000. Denise Sutton was voted in as director by 7,996,677 shares. This reflected 84 proxies received by mail and in person. The position of director was the only item voted on by proxy.


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

Date:  August 14, 2000             WarpRadio.com, Inc.
                                     (Registrant)

                                   /s/  Denise Sutton
                                   ---------------------------------------------
                                   Denise Sutton
                                   Chief Executive Officer, Chief Financial
                                   Officer (Principal Accounting Officer),
                                   and Director