Form 10QSB
period 2000-09-30
WARPRADIO COM INC
filed 2000-11-14
CIK 1098692

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000.

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

                      6535 South Dayton Street, Suite 3000
                        Greenwood Village, Colorado 80111
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 799-9118
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

Common Stock, $.001 Par Value, 10,619,907 shares as of November 13, 2000.

PART I.  FINANCIAL INFORMATION.

ITEM  1. FINANCIAL STATEMENTS.

                       WARPRADIO.COM, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    82,217
  Accounts receivable - trade                                           102,152
  Accrued interest receivable - stockholder                               1,137
  Note receivable - stockholder                                          20,500
                                                                    -----------

    Total Current Assets                                                206,006
                                                                    -----------

Property and Equipment, at cost:
   Office equipment                                                     217,047
   Furniture                                                             16,547
                                                                    -----------
                                                                        233,594
   Less accumulated depreciation                                        (34,084)
                                                                    -----------

     Net Property and Equipment                                         199,510
                                                                    -----------

Other Assets:
   Deposits                                                               8,417
                                                                    -----------

     Total Other Assets                                                   8,417
                                                                    -----------

     Total Assets                                                   $   413,933
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable:
   Trade                                                            $    22,332
   Stockholder                                                            7,000
  Accrued expenses:
   Payroll taxes                                                        113,852
                                                                    -----------

     Total Current Liabilities                                          143,184
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock:  $.001 par value, 7,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 50,000,000 shares
   authorized, 10,619,907 shares issued and outstanding                  10,620
  Additional paid in capital                                          3,457,682
  Accumulated deficit                                                (3,197,553)
                                                                    -----------

     Total Stockholders' Equity                                         270,749
                                                                    -----------

     Total Liabilities and Stockholders' Equity                     $   413,933
                                                                    ===========


                        See notes to unaudited condensed
                       consolidated financial statements.


                                              WARPRADIO.COM, INC. AND SUBSIDIARY
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months
                                                             Ended                      Nine Months
                                                         September 30,                     Ended            Inception To
                                                      -------------------               September 30,       September 30,
                                                    2000                1999               2000                 1999
                                                    ----                ----               ----                 ----

Revenue                                         $     84,455        $       --          $    260,400        $       --
                                                ------------        ------------        ------------        ------------

Operating Expenses:
  Stock compensation                                  20,573                 790             850,214               3,992
  Depreciation                                        14,000               1,882              28,000               3,302
  Selling, general and administrative                355,287             338,140             991,480             487,838
                                                ------------        ------------        ------------        ------------

       Total Operating Expenses                      389,860             340,812           1,869,694             495,132
                                                ------------        ------------        ------------        ------------

       Loss From Operations                         (305,405)           (340,812)         (1,609,294)           (495,132)
                                                ------------        ------------        ------------        ------------

Other Income (Expense):
  Interest income                                        414                --                 7,160                --
  Interest expense                                        (6)             (9,575)               (736)             (9,575)
                                                ------------        ------------        ------------        ------------

       Total Other Income (Expense)                      408              (9,575)              6,424              (9,575)
                                                ------------        ------------        ------------        ------------

       Net Income (Loss)                        $   (304,997)       $   (350,387)       $ (1,602,870)       $   (504,707)
                                                ============        ============        ============        ============

Net Income (Loss) Per Basic and
 Diluted Share of Common Stock                  $       (.03)       $       (.05)       $       (.16)       $       (.07)

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding                10,484,455           7,516,304          10,314,886           7,507,538










                                               See notes to unaudited  condensed
                                               consolidated financial statements.




                                     WARPRADIO.COM, INC. AND SUBSIDIARY
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended         Inception to
                                                                           September 30,          September 30,
                                                                              2000                    1999
                                                                              ----                    ----

Cash Flows From Operating Activities:
  Net income (loss)                                                       $(1,602,870)            $  (504,707)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Depreciation                                                                28,000                   3,302
   Common stock issued for services                                              --                     3,992
   Compensation from issuance of stock options                                850,214                    --
   Changes in assets and liabilities:
    Accounts receivable                                                      (102,152)                   --
    Accrued interest receivable                                                (1,137)                   --
    Accounts payable                                                              563                  48,137
    Accrued expenses                                                           98,443                  17,520
                                                                          -----------             -----------

       Net Cash (Used) By Operating Activities                               (728,939)               (431,756)
                                                                          -----------             -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                       (151,508)                (62,254)
  Deposits                                                                     (2,746)                   --
  Loan to stockholder                                                         (20,500)                   --
                                                                          -----------             -----------

       Net Cash (Used) By Investing Activities                               (174,754)                (62,254)
                                                                          -----------             -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                                       7,000                 500,000
  Issuance of common stock                                                    352,000                    --
  Offering costs paid                                                         (35,200)                   --
                                                                          -----------             -----------

       Net Cash Provided By Financing Activities                              323,800                 500,000
                                                                          -----------             -----------

       Net Increase (Decrease) in Cash and Cash Equivalents                  (579,893)                  5,990

       Cash and Cash Equivalents at Beginning of Period                       662,110                    --
                                                                          -----------             -----------

       Cash and Cash Equivalents at End of Period                         $    82,217             $     5,990
                                                                          ===========             ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                               $       736             $      --
   Income taxes                                                                  --                      --




                                          See notes to unaudited  condensed
                                          consolidated financial statements.



                       WARPRADIO.COM, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Development Stage

The Company emerged from the development stage in May 2000.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Stock options to purchase 731,000 shares of common stock at September 30, 2000 were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

ITEM  2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following section contains forward-looking statements that involve risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     This discussion of the Company's financial condition and results of operations for the three and nine months ending September 30, 2000, should be read in conjunction with the Company's financial statements herein.

Results of Operations

     Three months ended September 30, 2000 versus three months ended September 30, 1999

     Revenues were $84,455 for the three months ended September 30, 2000. No revenues were generated in fiscal year 1999. Revenues consist predominantly of radio advertising sales. The increase in revenue is attributed to the increase in radio stations contracted by the Company, and its ability to resell the inventory to national advertisers.

     Operating expenses increased to $389,860 for 2000, compared to $340,812 for 1999. Stock compensation, depreciation and selling, general and administrative (SG&A) expenses were all higher than the comparable period a year ago, reflecting the growth in the Company's operations.

     Net loss for 2000 was $304,997 compared to $350,387 for 1999. The decline of $45,390 was due to the increase in revenues offset by a smaller increase in operating expenses.

     Nine months ended September 30, 2000 versus nine months ended September 30, 1999

     Revenues were $260,400 for 2000. No revenues were generated in 1999. Revenues consist predominantly of radio advertising sales. The increase in revenue is attributed to the increase in radio stations contracted by the Company and its ability to resell the inventory to national advertisers.

     Operating expenses increased to $1,869,694 in 2000, compared to $495,132 for 1999. The increase of $1,374,562 was due to non-cash stock compensation expense of $850,214 for the issuance of employee stock options, and an increase of $503,642 in SG&A. The increase in SG&A is due to the expansion of our sales representative and technical support staff. Depreciation expense was also higher over the comparable period a year ago, reflecting the investment in equipment for the expansion of the Company's business.

     Net loss for 2000 was $1,602,870 compared to $504,707 for 1999. The increase of $1,098,163 was due to the increase in operating expenses offset by the increase in revenues.

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

Liquidity and Capital Resources

     The Company anticipates that in the near term it will incur continuing losses due to ongoing operating expenses exceeding revenues. The Company currently barters an average of two minutes of advertising inventory per day Monday through Sunday with each contracted radio station that uses the Company's streaming services. The Company presently expects future revenues to stem from sales of bartered advertising time.

     Accounts receivable grew to $102,152 as of September 30, 2000. The increase in revenue consisted of agency-placed advertising revenue accounts. The increase in accounts receivable was due to the increase in advertising sales for the period. Advertising revenues placed by an agency typically are collected in a 90 days period.

     The Company purchased equipment for the first nine months ended September 30, 2000 for the amount of $151,508. The Company realized a need for increasing its hardware infrastructure to facilitate additional demands on the servers used to stream audio feeds. The Company feels to be competitive it needs from time to time to purchase state of the art equipment to enhance the services provided to radio stations.

     Currently, the Company has commitments under a non-cancelable operating lease for office facilities requiring payments of $8,374 per month until November 2000, and then of $8,507 until October 2002.

     As of September 30, 2000, the Company was in arrears on payroll taxes in the amount of $113,852 due to significant negative cash flow. The payroll taxes are expected to be paid in the fourth quarter of 2000 as additional equity or debt financing is raised.

     To fund future operations we are currently in the process of raising funds through a private financing and have received $352,000 in equity financing at $0.90 per share during the third quarter, an increase in the number of shares outstanding by 391,111, and anticipate up to $1 million before the end of 2000. The Company is negotiating to raise additional capital for expansion and working capital either through debt or equity securities to strategic partners. There can be no assurance that additional financing, will be available on terms attractive to us. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

Recently Issued Accounting Standards

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe the adoption of this SAB will have a material impact on its financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The Company does not believe the adoption of FIN 44 will have a material impact on its financial statements.

PART II. OTHER INFORMATION.

ITEM 1.  Legal proceedings.

None.

ITEM 2.  Changes in securities.

None.

ITEM 3.  Defaults upon senior securities.

None.

ITEM 4.  Submission of matters to a vote of security holders.

None.


ITEM 5.  Other information.

None.

ITEM 6.  Exhibits and reports on Form 8-K.

The Registrant filed no exhibits and reports on Form 8-K during the three-month period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  November 13, 2000                    WarpRadio.com, Inc.
                                                (Registrant)


                                            /s/  Denise Sutton
                                            ------------------------------------
                                            Denise Sutton
                                            Chief Executive Officer and Director



                                            /s/  Steven P. Eschbach
                                            ------------------------------------
                                            Steven P. Eschbach, CFA
                                            Chief Financial Officer
                                            (Principal Accounting Officer)